Form 10QSB
period 1996-06-30
EASTSIDE HOLDING CORP
filed 1996-07-30
CIK 946646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission File Number: 33-93304
                                                --------

                          Eastside Holding Corporation
                          ----------------------------

 State of Georgia                                             E.I. # 58-2161364
 ----------------                                             -----------------

                             2019 Scenic Highway
                             -------------------

                           Snellville, Georgia 30278
                           -------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]
No [   ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 05 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.   Yes  [   ]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of common stock outstanding

                          EASTSIDE HOLDING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company's accounting and reporting policies conform to generally accepted accounting principles. The financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the Company's financial position as of June 30, 1996 and results of operations for the 2nd quarters of 1996 and 1995. All such adjustments are of a normal and recurring nature.

     Certain information and footnoted disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

1.  FINANCIAL STATEMENTS.

Financial statements contained in Exhibit A are incorporated herein by reference.

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Eastside Holding Corporation ("the Company") is a one bank holding company. Eastside Bank & Trust Company ("the Bank"), is a state chartered bank located in Snellville, Gwinnett County, Georgia which commenced operations on January 22, 1990. On September 21, 1995, the Bank was merged into the Company as a wholly-owned subsidiary. The Bank is the Company's sole investment and source of income.

The following discussion and analysis sets forth the major factors which affected the Company's financial condition and results of operations as reflected in the accompanying financial statements. These comments should be read in conjunction with the financial statements included in Exhibit A of this report.

                              FINANCIAL CONDITION

During the first three months of 1996, the Bank saw deposits decline approximately $1,694,000, or 3.5%, from approximately $48,735,000 at year-end to approximately $47,041,000 at the end of the report period. This is a normal fluctuation seen during the 1st quarter of each year. Ordinarily this trend is reversed by the end of the month of March. In 1996 this reversal did not occur until the latter part of May. Management has attributed this extended period of deposit runoff to the disintermediation of deposits into mutual fund investments. At the end of the 2nd quarter deposits had increased to approximately $47,661,000.

                                   LIQUIDITY

The Bank's liquidity ratio as of June 30, 1996 was 32.8%. Management knows of no reason why the Bank would be unable to meet its future liquidity needs through normal operations. However, should extreme circumstances occur the bank had at quarter-end $4.3 million in Federal Funds sold, $5.8 million in securities available for sale (expressed at fair value), and $4 million in federal funds lines of credit.

                             RESULTS OF OPERATIONS

Net income for the first six months of the year was $268 thousand, producing an ROA of 1.02%, compared to $386 thousand, an ROA of 1.53%, during the same
period in 1995 (bank only).   Return on average equity for the first six months
of 1996 was 8.54% compared to 13.71% for the same period in 1995.

While average earning assets for the first six months increased $1.8 million compared to the same period in 1995, at the same time the net interest margin
(NIM) declined from 5.66% in 1995 to 5.24% in 1996, reducing net interest income $12 thousand in 1996 compared to 1995. This decline in NIM is due to two factors. First, as with the overall trends in interest rates, the average yield on the Bank's earning assets has declined. The 1996 overall yield was 9.48% compared to 9.74% in 1995. To compound this pressure on NIM, the banking industry experienced unprecedented disintermediation of deposits into mutual fund investments during the first half of 1996, a period of the year in which a large portion of the Bank's time deposits mature. This disintermediation created a highly competitive market for bank deposits. The result was to drive the overall rate paid on interest bearing deposits from 4.89% for the first six months of 1995 to 5.18% in 1996.

Noninterest expense for the Company during the first six months of 1996 was $947 thousand compared to $991 thousand in 1995, a decline of $44 thousand. Personnel expenses have increased from $459 thousand during the first six months of 1995 to $478 thousand during the same period of 1996, and increase of $19 thousand, or 4%. This increase reflects normal salary increases and staff additions due to growth in the Company. The Bank's level of personnel expenses reflects management's determination to hold the costs down through automation and maintaining staffing levels at lower than peer group average.

Occupancy expenses for the six month period were down $13 thousand over the same period last year, a 10% decline. The single largest contributor to this variance was the full depreciation of furniture purchased when the Bank was opened.

Other Operating Expenses declined from $401 thousand in the first six months of 1995 to $351 thousand during the same period in 1996, a total decline of $50 thousand. The largest variance occurred in the area of Insurance and Tax Assessments, which includes FDIC insurance, down $52 thousand. Data processing expenses were down $25 thousand, due primarily to the absence of conversion related expenses incurred in the 1st quarter of 1995. Directors fees are being paid for the first time in 1996 and totaled $27 thousand during the first six months of the year.

The single greatest variance of all occurred in the expense category on income tax accruals. The Bank did not become cumulatively profitable until June 1995, and so was not taxable for income tax purposes during the 1st six months of 1995. Income tax accruals during the same period in 1996 have amounted to $151 thousand.

Peer group comparisons of operating expenses reflect favorably on the Bank. Operating expenses as a percent of average assets for the six month period were 3.47%, compared to a local peer group average of 3.84%.

                                   CONCLUSION

Management feels that the Company's Balance Sheet is in satisfactory condition. However, efforts to improve the overall makeup of deposits continue. Though the Company continues to be profitable, improvement in this area is necessary. Key to this improvement is an increase in the Bank's net interest income, and an increase in non-interest income through premiums from sales of SBA loans into the secondary market. Further, management intends to maintain its tight control on non-interest expenses.

In 1994 management established the Bank's wholly owned subsidiary Eastside Financial Services, Inc. (EFS) to provide SBA loan assistance to community banks in other market areas. At the time it was anticipated that the demand for this service would be greater than has been seen thus far. While EFS has not been a drain on the Bank's profits, it has not produced the income anticipated. Recently, an alliance between EFS and Wachovia Bank has been explored. This alliance would provide Wachovia, as a third party vendor, a product to market to their other correspondent banks, and would provide EFS the sales force of Wachovia's Correspondent Banking Division. This has been a weakness in EFS from the outset due to the skeleton work force which has been maintained. Both Bank management and representatives of Wachovia Bank feel EFS offers a product which will be well received when presented in conjunction with a major regional bank such as Wachovia. This relationship has already produced one new customer bank. Management is convinced that EFS will become a significant contributor to the bottom-line of the Company.

                          PART II - OTHER INFORMATION

1. LEGAL PROCEEDINGS. The Company is not a party in any reportable legal proceeding.

2. CHANGES IN SECURITIES. There were no changes in securities during the report period.

3. DEFAULTS UPON SENIOR SECURITIES. There have been no defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of security holders during the period covered by this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        EASTSIDE HOLDING CORPORATION



Date: 07/19/96                  By:      /s/  Reggie D. Cox, President
- --------------                          ----------------------------------------
                                        Reggie D. Cox, President



Date: 07/19/96                  By:      /s/  Fredrick D. Jones, CFO
- --------------                          ----------------------------------------
                                        Fredrick D. Jones, Sr. Vice President

                                   EXHIBIT A

                          EASTSIDE HOLDING CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1996
                                   (Unaudited)


(Dollars in thousands)                                       06-30-96
                                                            ----------
ASSETS
Cash and due from banks                                     $    2,610
Federal funds sold                                               4,260
Securities held to maturity, at cost (fair value $3,430)         3,499
Securities available for sale, at fair value                     5,829

Loans                                                           34,790
Less allowance for loan losses                                    (460)
Loans, net of unearned income                                   34,330

Premises and equipment, net                                      2,934
Other real estate                                                  195
Accrued interest receivable and
  other assets                                                     771
                                                            ----------
   Total Assets                                             $   54,428
                                                            ==========
LIABILITIES AND
STOCKHOLDERS EQUITY
Deposits
  Noninterest-bearing demand                                $    7,923
  Interest-bearing demand                                        9,315
  Savings                                                        2,051
  Time, $100,000 and over                                        2,953
  Other time                                                    25,419
                                                            ----------
   Total deposits                                               47,661

Accrued interest payable and
  other liabilities                                                351
                                                            ----------
   Total Liabilities                                            48,012

Stockholders' equity
  Common stock, no par value; 5,000,000 shares
  authorized; 600,000 shares issued and outstanding              6,000
Undivided profits                                                  466
Unrealized gains/(losses) on securities available                  (50)
                                                            ----------
   Total Stockholders' Equity                                    6,416
                                                            ----------
   Total Liabilities and
   Stockholders' Equity                                     $   54,428
                                                            ==========

                          EASTSIDE HOLDING CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE 2ND QUARTERS OF 1996 AND 1995
                 SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)





(Dollars in thousands)                                      2ND QUARTER           SIX MONTH PERIODS
                                                            -----------           -----------------
                                                          1996        1995       1996           1995
                                                          ----        ----       ----           ----
Interest income:
   Interest and fees on loans                             $  955     $   904     $ 1,884     $ 1,795
   Interest on federal funds sold                             38          77          83         130
   Interest on investment securities                         137         128         273         251
                                                          ------     -------     -------     -------
     Total interest income                                 1,130       1,109       2,240       2,176

Interest expense                                             503         495       1,002         924
                                                          ------     -------     -------     -------
Net interest income                                          627         614       1,238       1,252

Provision for loan losses                                     30          19          38          36
                                                          ------     -------     -------     -------
Net interest income after provision                          597         595       1,200       1,216

Noninterest income:
   Service charges                                            40          41          89          84
   Gain on sale of SBA loans                                  25           9          25          65
   Other income                                               33           0          52          12
                                                          ------     -------     -------     -------
     Total noninterest income                                 98          50         166         161

Noninterest expense:
   Salaries and other personnel
     expense                                                 242         237         478         459
   Occupancy expense                                          62          66         118         131
   Other operating expense                                   191         181         351         401
                                                          ------     -------     -------     -------
     Total noninterest expense                               495         484         947         991
                                                          ------     -------     -------     -------
Income/(loss) before income taxes                            200         161         419         386
Provision for income taxes                                    72           0         151           0
                                                          ------     -------     -------     -------
Net income/(loss)                                         $  128     $   161     $   268     $   386
                                                          ======     =======     =======     =======
Net income/(loss) per share
   (whole dollars)                                        $ 0.21     $  0.27     $  0.45     $  0.64
                                                          ======     =======     =======     =======

                          EASTSIDE HOLDING CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

        (Dollars in thousands)                                                1996              1995
                                                                              ----              ----
        CASH FLOWS FROM OPERATING ACTIVITIES
          Net income/(loss)                                              $       268        $      386
          Adjustments to reconcile net income/
          (loss) to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                           84                87
          Provision for loan losses                                               38                36
          Gain on sale of loans                                                  (25)              (65)
          Proceeds from sale of loans                                            783               872
          Increase in taxes payable                                             (110)                0
          (Increase)/decrease in interest receivable                               6              (108)
          Increase/(decrease) in interest payable                                (33)               72
          Other prepaids, deferrals and accruals, net                            101              (130)
                                                                         -----------        ----------
              Total adjustments                                                  844               764
                                                                         -----------        ----------

              Net cash provided by/(used in)
                 operating activities                                    $     1,112        $    1,150
                                                                         -----------        ----------

        CASH FLOWS FROM INVESTING ACTIVITIES

          Purchase of securities available                               $    (1,000)       $     (947)
          Proceeds from maturities of securities available for sale            1,257                 0
          Purchase of securities held to maturity                                  0                 0
          Proceeds from maturities of securities held to maturity                500                 0
          (Increase)/decrease in federal funds sold, net                         240            (2,200)
          Increase in loans, net                                                (962)           (1,341)
          Purchase of premises and equipment                                     (36)             (148)
                                                                         -----------        ----------

              Net cash provided by/(used in)
                 investing activities                                    $        (1)       $   (4,636)
                                                                         -----------        ----------
        CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposits                                       $    (1,073)       $    3,753
          Dividends paid                                                         (72)                0
                                                                         -----------        ----------
              Net cash provided by financing
                 activities                                              $    (1,145)       $    3,753
                                                                         -----------        ----------

        Net increase in cash and due from banks                          $       (34)       $      267
                                                                         -----------        ----------

        Cash and due from banks at beginning of
          period                                                               2,644             1,737
                                                                         -----------        ----------

        Cash and due from banks at end of period                         $     2,610        $    2,004
                                                                         ===========        ==========


                          EASTSIDE HOLDING CORPORATION
                                AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


                                                                          UNREALIZED
                                                                          GAIN/(LOSS)
                                        COMMON STOCK                     ON SECURITIES
                                    --------------------     RETAINED     AVAILABLE
                                                  AMOUNT     EARNINGS/     FOR SALE,
(Dollars in thousands)              SHARES       PAID IN     (DEFICIT)   NET OF TAXES    TOTAL
                                    ------       -------     ---------   ------------  --------
Balance, December 31, 1994           600        $  6,000      $  (374)    $   (154)    $  5,472
  Unrealized gain on securities
    available for sale                                                         181          181
  Net income                                                      386                       386
                                   -----        --------      -------     --------     --------
Balance, June 30, 1995               600        $  6,000      $    12     $     27     $  6,039
                                   =====        ========      =======     ========     ========


Balance, December 31, 1995           600        $  6,000      $   271      $    25     $  6,296
  Unrealized gain on securities
    available for sale                                                         (75)         (75)
  Dividends paid                                                  (72)                      (72)
  Net income                                                      267                       267
                                   -----        --------      -------     --------     --------
Balance, June 30, 1996               600        $  6,000      $   466      $   (50)    $  6,416
                                   =====        ========      =======     ========     ========